Form 10-Q
period 1996-09-30
PLM TRANSPORTATION EQUIPMENT PARTNERS IXC 1986 INCOME FUND
filed 1996-11-13
CIK 778793

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                               -------------------
                                    FORM 10-Q



         [x] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
                  For the fiscal quarter ended September 30, 1996.

         [  ]     Transition Report Pursuant to Section 13 or 15(d) of the
                  Securities Exchange Act of 1934
                  For the transition period from              to

                         Commission file number 0-15437
                             -----------------------


                 PLM Transportation Equipment Partners IXC 1986
                                   Income Fund
             (Exact name of registrant as specified in its charter)



     California                                            94-2992018
(State or other jurisdiction of                         (I.R.S. Employer
 incorporation or organization)                        Identification No.)

One Market, Steuart Street Tower
  Suite 800, San Francisco, CA                             94105-1301
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

                                 BALANCE SHEETS


                                                    ASSETS


                                                                              September 30,          December 31,
                                                                                   1996                   1995
                                                                             ------------------------------------------

   Equipment held for operating leases, at cost                               $    3,513,098        $     4,242,401
   Less accumulated depreciation                                                  (3,121,008 )           (3,567,969 )
                                                                             ------------------------------------------
     Net equipment                                                                   392,090                674,432

   Cash and cash equivalents                                                         540,782                251,709
   Accounts receivable, net of allowance for doubtful
     accounts of $57,164 in 1996 and $57,022 in 1995                                  88,444                107,933
   Net investment in sales-type lease                                                     --              1,003,564
   Due from affiliates                                                                    --                  2,941
   Prepaid insurance                                                                     136                  3,544
                                                                             ------------------------------------------

   Total assets                                                               $    1,021,452        $     2,044,123
                                                                             ==========================================

                                         LIABILITIES AND PARTNERS' CAPITAL

   Liabilities:

   Due to affiliates                                                          $        5,059        $            --
   Accounts payable                                                                    8,746                 23,272
   Prepaid deposits                                                                    2,956                 20,028
                                                                             ------------------------------------------
         Total liabilities                                                            16,761                 43,300

   Partners' capital (deficit):

   Limited Partners (24,285 units)                                                 1,101,599              2,087,769
   General Partner                                                                   (96,908 )              (86,946 )
                                                                             ------------------------------------------
         Total partners' capital                                                   1,004,691              2,000,823
                                                                             ------------------------------------------

   Total liabilities and partners' capital                                    $    1,021,452        $     2,044,123
                                                                             ==========================================



                       See accompanying notes to financial
                                  statements.

           PLM TRANSPORTATION EQUIPMENT PARTNERS IXA 1986 INCOME FUND
                             (A Limited Partnership)

                              STATEMENTS OF INCOME



                                                        For the three months               For the nine months
                                                        ended September 30,                ended September 30,
                                                        1996            1995               1996             1995
                                                    -----------------------------     -------------------------------
   Revenues:
     Lease revenue                                  $   97,143      $  151,828        $    317,352      $  392,052
     Interest and other income                           2,878          16,264              15,723          23,359
     Gain on disposition of equipment                  292,451           9,857             337,432         555,197
                                                    -----------------------------     -------------------------------
   Total revenues                                      392,472         177,949             670,507         970,608

   Expenses:
     Depreciation                                       46,864          55,518             152,246         257,018
     Management fees to affiliate                       15,178          15,178              46,382          45,534
     Repairs and maintenance                            19,772          22,951              45,671         128,770
     General and administrative
       expenses to affiliates                           17,219          28,800              62,714          89,524
     Other general and administrative
       expenses                                          6,393          22,753              49,356          61,565
                                                    -----------------------------     -------------------------------
                                                    -----------------------------
   Total expenses                                      105,426         145,200             356,369         582,411
                                                    -----------------------------     -------------------------------

   Net income                                       $  287,046      $   32,749        $    314,138      $  388,197
                                                    =============================     ===============================

   Partners' share of net income

     Limited Partners - 99%                         $  284,176      $   32,422        $    310,997      $  384,315
     General Partner - 1%                                2,870             327               3,141           3,882
                                                    -----------------------------     -------------------------------

   Total                                            $  287,046      $   32,749        $    314,138      $  388,197
                                                    =============================     ===============================

   Net income per Limited
     Partnership Unit - 24,285 units                $    11.70      $     1.34        $      12.81      $    15.83
                                                    =============================     ===============================

   Cash distributions                               $   67,589      $   74,464        $    210,270      $  223,404
                                                    =============================     ===============================

   Cash distributions per Limited
     Partnership Unit                               $     2.76      $     3.04        $       8.57      $     9.11
                                                    =============================     ===============================

   Special cash distributions                       $       --      $       --        $  1,100,000      $       --
                                                    =============================     ===============================

   Special cash distributions per
     Limited Partnership Unit                       $       --      $       --        $      44.84      $       --
                                                    =============================     ===============================

   Total cash distributions per
     Limited Partnership Unit                       $     2.76      $     3.04        $      53.41      $     9.11
                                                    =============================     ===============================


                       See accompanying notes to financial
                                  statements.

           PLM TRANSPORTATION EQUIPMENT PARTNERS IXA 1986 INCOME FUND
                             (A Limited Partnership)

                 STATEMENTS OF CHANGES IN PARTNERS' CAPITAL For
             the period from December 31, 1994 to September 30, 1996



                                                           Limited            General
                                                           Partners          Partners            Total
                                                        ----------------------------------------------------

   Partners' capital (deficit)
     at December 31, 1994                               $   1,913,772        $ (88,703 )      $   1,825,069

   Net income                                                 468,887            4,736              473,623

   Cash distributions                                        (294,890 )         (2,979 )           (297,869 )
                                                        ------------------------------------------------------

   Partners' capital (deficit)
     at December 31, 1995                                   2,087,769          (86,946 )          2,000,823

   Net income                                                 310,997            3,141              314,138

   Quarterly cash distributions                              (208,167 )         (2,103 )           (210,270 )

   Special distributions                                   (1,089,000 )        (11,000 )         (1,100,000 )
                                                        ------------------------------------------------------

   Partners' capital (deficit)
     at September 30, 1996                              $   1,101,599        $ (96,908 )      $   1,004,691
                                                        ======================================================



                       See accompanying notes to financial
                                  statements.

           PLM TRANSPORTATION EQUIPMENT PARTNERS IXA 1986 INCOME FUND
                             (A Limited Partnership)

                            STATEMENTS OF CASH FLOWS



                                                                                      For the nine months
                                                                                       ended September 30,
                                                                                    1996               1995
                                                                             ----------------------------------
   Operating activities:
   Net income                                                                $     314,138        $   388,197
   Adjustments to reconcile net income to net cash provided
     by operating activities:
       Gain on disposition of equipment                                           (337,432 )         (555,197 )
       Depreciation                                                                152,246            257,018
       Changes in operating assets and liabilities
         Accounts receivable, net                                                   19,489             (4,306 )
         Due to/from affiliates                                                      8,000             (5,673 )
         Prepaid insurance                                                           3,408              3,178
         Accounts payable                                                          (14,526 )          (28,068 )
         Prepaid deposits                                                          (17,072 )             (897 )
                                                                             ----------------------------------
   Cash provided by operating activities                                           128,251             54,252
                                                                             ----------------------------------

   Investing activities:
     Proceeds from disposition of equipment                                        467,528             90,053
     Payments received on sales-type lease                                       1,003,564                 --
     Payments for purchase of capital improvements                                      --               (876 )
                                                                             ----------------------------------
   Cash provided by investing activities                                         1,471,092             89,177
                                                                             ----------------------------------

   Cash flows used in financing activities:
     Cash distributions paid to Limited Partners                                (1,297,167 )         (221,170 )
     Cash distributions paid to General Partner                                    (13,103 )           (2,234 )
                                                                             ----------------------------------
   Cash used in financing activities                                            (1,310,270 )         (223,404 )
                                                                             ----------------------------------

   Cash and cash equivalents:

   Net increase (decrease) in cash and cash equivalents                            289,073            (79,975 )

   Cash and cash equivalents at beginning of period                                251,709            298,718
                                                                             ----------------------------------

    Cash and cash equivalents at end of period                               $     540,782        $   218,743
                                                                             ==================================



                       See accompanying notes to financial
                                  statements.

           PLM TRANSPORTATION EQUIPMENT PARTNERS IXA 1986 INCOME FUND
                             (A Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                               September 30, 1996



1.   Opinion of Management

In the opinion of the management of PLM Financial Services, Inc., the General Partner, the accompanying unaudited financial statements contain all adjustments necessary, consisting primarily of normal recurring accruals, to present fairly the Partnership's financial position as of September 30, 1996, the statements of income for the three and nine months ended September 30, 1996 and 1995, the statements of changes in partners' capital for the period from December 31, 1994 to September 30, 1996, and the statements of cash flows for the nine months ended September 30, 1996 and 1995. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted from the accompanying financial statements. For further information, reference should be made to the financial statements and notes thereto included in the Partnership's Annual Report on Form 10-K for the year ended December 31, 1995, on file at the Securities and Exchange Commission.

2.   Equipment

Equipment held for operating leases is stated at cost. The components of equipment are as follows:

                                                September 30,       December 31,
                                                    1996                1995
                                               ------------------------------------

   Rail equipment                              $          --       $     409,301
   Marine containers                               1,155,802           1,420,872
   Trailers                                        2,357,296           2,412,228
                                               ------------------------------------
                                                   3,513,098           4,242,401
   Less accumulated depreciation                  (3,121,008 )        (3,567,969 )
                                               ------------------------------------

   Net equipment                               $     392,090       $     674,432
                                               ====================================

All equipment was either on lease or operating in PLM affiliated short-term rental facilities except one forklift with a net carrying value of $35,073 as of September 30, 1996. All equipment was either on lease or operating in PLM-affiliated short-term rental facilities as of December 31, 1995.

During the nine months ended September 30, 1996, the Partnership sold or disposed of 10 railcars, 16 marine containers and two trailers with an aggregate book value of $130,096 for proceeds of $464,899. In addition, additional proceeds of $2,629 were received for the commuter aircraft which was under a sales-type lease. During the nine months ended September 30, 1995, the Partnership sold or disposed of one trailer and seven marine containers with aggregate net book value of $26,501 for proceeds of $47,148. Additionally, the Partnership entered into a sales-type lease related to a commuter aircraft with a carrying value of $505,450 for a sales price equal to the present value of the future lease payments ($1,090,000) less a $50,000 reserve for future costs of sale.

3.   Liquidation and special distributions

During the first quarter of 1996, the Partnership completed its 10th year of operations. As originally anticipated by the General Partner, the Partnership will be liquidated in an orderly manner in its 11th and 12th years of operation. The General Partner is actively marketing the remaining equipment portfolio with the intent of maximizing sale proceeds. As sale proceeds are received, the General Partner intends to periodically declare special distributions to distribute the sale proceeds to the partners. During the liquidation phase of the Partnership the equipment will continue to be leased under operating leases until sold. Operating cash flows, to the extent they exceed Partnership expenses, will continue to be distributed on a quarterly basis to partners. The amounts reflected for assets and liabilities of the Partnership have not been adjusted to reflect liquidation values. The equipment portfolio continues to be

           PLM TRANSPORTATION EQUIPMENT PARTNERS IXA 1986 INCOME FUND
                             (A Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                               September 30, 1996

3.   Liquidation and special distributions (continued)

carried at the lower of depreciated cost or fair value less cost to dispose. Although the General Partner estimates that there will be distributions after liquidation of assets and liabilities, the amounts cannot be accurately determined prior to actual liquidation of the equipment. Any excess proceeds over expected Partnership obligations will be distributed to the Partners throughout the liquidation period. Upon final liquidation, the Partnership will be dissolved.

During the nine months ended September 30, 1996, the General Partner paid special distributions of $44.84 per Limited Partnership Unit which were the result of proceeds from the sale of the commuter aircraft and other equipment. No special distributions was paid during the nine months ended September 30, 1995. The Partnership is not permitted to reinvest proceeds from sales or liquidations of equipment. These proceeds, in excess of operational cash requirements, are periodically paid out to limited partners in the form of special distributions. The sales and liquidations occur because of equipment destructions, the determination by the General Partner that it is the appropriate time to maximize the return on an asset through sale of that asset, and, in some leases, the ability of the lessee to exercise purchase options.

4.   Investment in Sales-type Lease

On May 30, 1995, the Partnership entered into a sales-type lease for the purpose of selling a commuter aircraft. The lease was structured with a one-year term commencing June 1995. The lessee was to make monthly payments of $19,500. Gross lease payments of $234,000 were to be received over a one-year period, commencing in June 1995, with an additional balloon payment of $919,012 due at the end of the lease term. During the first quarter of 1996, the lessee exercised its option to buy the aircraft for approximately $1.1 million.

           PLM TRANSPORTATION EQUIPMENT PARTNERS IXB 1986 INCOME FUND
                             (A Limited Partnership)

                                 BALANCE SHEETS



                                     ASSETS

                                                                          September 30,        December 31,
                                                                              1996                  1995
                                                                         -------------------------------------

   Equipment held for operating leases, at cost                          $   2,001,362         $   2,908,067
   Less accumulated depreciation                                            (1,777,008 )          (2,408,060 )
                                                                         -------------------------------------
                                                                               224,354               500,007
   Equipment held for sale                                                     113,552                    --
                                                                         -------------------------------------
     Net equipment                                                             337,906               500,007

   Cash and cash equivalents                                                   145,814               351,363
   Investment in unconsolidated special purpose entity                              --               222,128
   Accounts receivable, net of allowance for doubtful
     accounts of $24,148 in 1996 and $29,460 in 1995                            35,153                82,668
   Prepaid insurance                                                                97                 2,447
                                                                         -------------------------------------

   Total assets                                                          $     518,970         $   1,158,613
                                                                         =====================================

                                       LIABILITIES AND PARTNERS' CAPITAL

   Liabilities:

   Due to affiliates                                                     $       3,637         $       3,637
   Accounts payable and other liabilities                                        7,065                72,569
   Prepaid deposits                                                                 --                16,248
                                                                         -------------------------------------
         Total liabilities                                                      10,702                92,454

   Partners' capital (deficit):

   Limited Partners (17,460 units)                                             580,052             1,132,364
   General Partner                                                             (71,784 )             (66,205 )
                                                                         --------------        --------------

         Total partners' capital                                               508,268             1,066,159
                                                                         -------------------------------------

    Total liabilities and partners' capital                              $     518,970         $   1,158,613
                                                                         =====================================



                       See accompanying notes to financial
                                  statements.

           PLM TRANSPORTATION EQUIPMENT PARTNERS IXB 1986 INCOME FUND
                             (A Limited Partnership)

                              STATEMENTS OF INCOME

                                                         Three Months Ended                Nine Months Ended
                                                           September 30,                     September 30,
                                                        1996            1995              1996            1995
                                                    -----------------------------     -----------------------------
   Revenues:
     Lease revenue                                  $   58,429      $  132,659        $  206,030      $   393,303
     Interest and other income                           3,536           5,516            11,275           16,888
     Gain on disposition of equipment                    8,473          27,862            38,239          100,416
                                                    -----------------------------     -----------------------------
   Total revenues                                       70,438         166,037           255,544          510,607

   Expenses:
     Depreciation                                       34,705          61,641           108,831          199,172
     Management fees to affiliate                       10,913          10,913            32,738           32,738
     Repairs and maintenance                            13,192          24,313            36,608           51,170
     General and administrative
       expenses to affiliates                           10,703          19,573            46,021           72,429
     Other general and administrative
       expenses                                          3,623          15,965            26,024           60,363
                                                    ---------------------------------------------------------------
   Total expenses                                       73,136         132,405           250,222          415,872
   Equity in net income of unconsolidated
    special purpose entity                             231,147              --           192,041               --
                                                    -----------------------------     -----------------------------
   Net income                                       $  228,449      $   33,632        $  197,363      $    94,735
                                                    =============================     =============================

   Partners' share of net income

     Limited Partners - 99%                         $  226,165      $   33,296        $  195,389      $    93,788
     General Partner - 1%                                2,284             336             1,974              947
                                                    -----------------------------     -----------------------------

   Total                                            $  228,449      $   33,632        $  197,363      $    94,735
                                                    =============================     =============================

   Net income per Limited
     Partnership Unit - 17,460 units                $    12.95      $     1.91        $    11.19      $      5.37
                                                    =============================     =============================

   Cash distributions                               $  101,751      $  102,999        $  305,254      $   372,424
                                                    =============================     =============================

   Cash distributions per Limited
     Partnership Unit                               $     5.77      $     5.84        $    17.31      $     21.12
                                                    =============================     =============================

   Special cash distributions                       $  450,000      $  100,000        $  450,000      $  200,000
                                                    =============================     =============================

   Special cash distributions per
     Limited Partnership Unit                       $    25.52      $     5.67        $    25.52      $    11.34
                                                    =============================     =============================

   Total cash distributions per
     Limited Partnership Unit                       $    31.29      $    11.51        $    42.83      $    32.46
                                                    =============================     =============================



                       See accompanying notes to financial
                                  statements.

           PLM TRANSPORTATION EQUIPMENT PARTNERS IXB 1986 INCOME FUND
                             (A Limited Partnership)

                 STATEMENTS OF CHANGES IN PARTNERS' CAPITAL For
             the period from December 31, 1994 to September 30, 1996



                                                           Limited            General
                                                           Partners          Partners            Total
                                                        ----------------------------------------------------

   Partners' capital (deficit)
     at December 31, 1994                               $  1,717,622        $ (60,293 )      $   1,657,329

   Net income                                                 82,176              830               83,006

   Cash distributions                                       (667,434 )         (6,742 )           (674,176 )
                                                        ----------------------------------------------------

   Partners' capital (deficit)
     at December 31, 1995                                  1,132,364          (66,205 )          1,066,159

   Net income                                                195,389            1,974              197,363

   Quarterly cash distributions                             (302,201 )         (3,053 )           (305,254 )

   Special  distributions                                   (445,500 )         (4,500 )           (450,000 )
                                                        ----------------------------------------------------

   Partners' capital (deficit)
     at September 30, 1996                              $    580,052        $ (71,784 )      $     508,268
                                                        ====================================================



                       See accompanying notes to financial
                                  statements.

           PLM TRANSPORTATION EQUIPMENT PARTNERS IXB 1986 INCOME FUND
                             (A Limited Partnership)

                            STATEMENTS OF CASH FLOWS



                                                                                For the nine months ended
                                                                                      September 30,
                                                                                 1996              1995
                                                                             --------------------------------
   Operating activities:
   Net income                                                                 $ 197,363        $    94,735
   Adjustments to reconcile net income
     to net cash provided by operating activities:
       Gain on disposition of equipment                                         (38,239 )         (100,416 )
       Depreciation                                                             108,831            199,172
       Income from unconsolidated special
         purpose entity in excess of cash distributions                        (220,372 )               --
       Changes in operating assets and liabilities:
         Accounts receivable, net                                                47,515             35,713
         Prepaid insurance                                                        2,350              2,650
         Due to affiliates                                                           --             (2,425 )
         Accounts payable and other liabilities                                 (65,504 )           (1,598 )
         Prepaid deposits                                                       (16,248 )          (15,379 )
                                                                             --------------------------------
   Cash provided by operating activities                                         15,696            212,452
                                                                             --------------------------------

   Investing activities:
     Proceeds from disposition of equipment                                      91,509            241,627
     Liquidation proceeds from unconsolidated special
       purpose entity                                                           442,500                 --
     Payments for purchase of capital improvements                                   --             (4,895 )
                                                                             --------------------------------
   Cash provided by investing activities                                        534,009            236,732
                                                                             --------------------------------

   Cash flows used in financing activities:
     Cash distributions paid to Limited Partners                               (747,701 )         (566,700 )
     Cash distributions paid to General Partner                                  (7,553 )           (5,724 )
                                                                             --------------------------------
   Cash used in financing activities                                           (755,254 )         (572,424 )
                                                                             --------------------------------

   Net decrease in cash and cash equivalents                                   (205,549 )         (123,240 )

   Cash and cash equivalents at beginning of period                             351,363            492,060
                                                                             --------------------------------

   Cash and cash equivalents at end of period                                 $ 145,814        $   368,820
                                                                             ================================



                       See accompanying notes to financial
                                  statements.

           PLM TRANSPORTATION EQUIPMENT PARTNERS IXB 1986 INCOME FUND
                             (A Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                               September 30, 1996


1.   Opinion of Management

In the opinion of the management of PLM Financial Services, Inc., the General Partner, the accompanying unaudited financial statements contain all adjustments necessary, consisting primarily of normal recurring accruals, to present fairly the Partnership's financial position as of September 30, 1996, the statements of income for the three and nine months ended September 30, 1996 and 1995, the statements of changes in partners' capital for the period from December 31, 1994 to September 30, 1996, and the statements of cash flows for the nine months ended September 30, 1996 and 1995. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted from the accompanying financial statements. For further information, reference should be made to the financial statements and notes thereto included in the Partnership's Annual Report on Form 10-K for the year ended December 31, 1995, on file at the Securities and Exchange Commission.

2.   Equipment

Owned equipment held for operating leases is stated at cost. Equipment held for sale is stated at the lower of the equipment's depreciated cost or estimated net realizable value and is subject to a pending contract for sale. The components of owned equipment are as follows:


                                                September 30,     December 31,
                                                    1996               1995
                                               ----------------------------------

   Rail equipment                              $          --      $     499,800
   Marine containers                                 325,115            413,633
   Trailers and tractors                           1,676,247          1,994,634
                                               ----------------------------------
                                                   2,001,362          2,908,067
   Less accumulated depreciation                  (1,777,008 )       (2,408,060 )
                                               ----------------------------------
                                                     224,354            500,007
   Equipment held for sale                           113,552                 --
                                               ----------------------------------
   Net equipment                               $     337,906      $     500,007
                                               ==================================


With the exception of one sidelift with an aggregate net carrying value of $53,072, all equipment was either on lease or operating in PLM affiliated short-term rental facilities as of September 30, 1996. Fourteen railcars with a pending contract for sale and an aggregate net book value of $113,552 were reclassed to equipment held for sale in the third quarter of 1996. With the exception of one trailer and one sidelift with a carrying value of $79,024, all equipment was on lease or operating in PLM affiliated short-term rental facilities as of December 31, 1995.

During the nine months ended September 30, 1996, the Partnership sold or disposed of eight trailers and four marine containers with an aggregate net book value of $53,270 for proceeds of $91,509. During the nine months ended September 30, 1995, the Partnership sold or disposed of 20 trailers and four marine containers with an aggregate net book value of $141,211 for proceeds of $241,627.

3.   Liquidation and Special Distributions

During the first quarter of 1996, the Partnership completed its 10th year of operations. As originally anticipated by the General Partner, the Partnership will be liquidated in an orderly manner in its 11th and 12th years of operation. The General Partner is actively marketing the remaining equipment portfolio with the intent of maximizing sale proceeds. As sale proceeds are received, the General Partner intends to periodically declare special distributions to distribute the sale proceeds to the partners. During the

           PLM TRANSPORTATION EQUIPMENT PARTNERS IXB 1986 INCOME FUND
                             (A Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                               September 30, 1996

3.   Liquidation and Special Distributions (continued)

liquidation phase of the Partnership, the equipment will continue to be leased under operating leases until sold. Operating cash flows, to the extent they exceed Partnership expenses, will continue to be distributed on a quarterly basis to partners. The amounts reflected for assets and liabilities of the Partnership have not been adjusted to reflect liquidation values. The equipment portfolio continues to be carried at the lower of depreciated cost or fair value less cost to dispose. Although the General Partner estimates that there will be distributions after liquidation of assets and liabilities, the amounts cannot be accurately determined prior to actual liquidation of the equipment. Any excess proceeds over expected Partnership obligations will be distributed to the Partners throughout the liquidation period. Upon final liquidation, the Partnership will be dissolved.

During the nine months ended September 30, 1996 and 1995, the General Partner paid special distributions of $25.52 and $11.34, respectively, per Limited Partnership Unit which were the result of proceeds from the liquidation of equipment. The Partnership is not permitted to reinvest proceeds from sales or liquidations of equipment. These proceeds, in excess of operational cash requirements, are periodically paid out to limited partners in the form of special distributions. The sales and liquidations occur because of equipment destructions, the determination by the General Partner that it is the appropriate time to maximize the return on an asset through sale of that asset, and, in some leases, the ability of the lessee to exercise purchase options.

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

The principal differences between the previous accounting method and the equity method relate to the presentation of activities relating to these assets in the statement of operations. Whereas, under equity accounting the Partnership's proportionate share is presented as a single net amount, "equity in net income
(loss) of unconsolidated special purpose entities", under the previous method, the Partnership's statement of operations reflected its proportionate share of each individual item of revenue and expense. Accordingly, the effect of adopting the equity method of accounting has no cumulative effect on previously reported partner's capital or on the Partnership's net income (loss) for the period of adoption. Because the effects on previously issued financial statements of applying the equity method of accounting to investments in jointly-owned assets are not considered to be material to such financial statements taken as a whole, previously issued financial statements have not been restated. However, certain items have been reclassified in the previously issued balance sheet to conform to the current period presentation.

During the nine months ended September 30, 1996, the General Partner sold the Partnership's 50% interest in a commuter aircraft, included in "Investment in Unconsolidated Special Purpose Entity" for proceeds of $442,500. The Partnership received liquidating distributions from the Unconsolidated Special Purpose Entity during the third quarter of 1996.

5.   Subsequent Event

On October 24, 1996, the General Partner sold 14 railcars for proceeds of $343,000, which were classified as assets held for sale at September 30, 1996. The net book value of these railcars was $113,552.

           PLM TRANSPORTATION EQUIPMENT PARTNERS IXC 1986 INCOME FUND
                             (A Limited Partnership)

                                 BALANCE SHEETS


                                     ASSETS

                                                                          September 30,          December 31,
                                                                              1996                   1995
                                                                         ---------------------------------------

   Equipment held for operating leases, at cost                          $   3,563,112          $   4,007,465
   Less accumulated depreciation                                            (3,139,998 )           (3,354,708 )
                                                                         ---------------------------------------
                                                                               423,114                652,727
   Equipment held for sale                                                      33,574                     --
                                                                         ---------------------------------------
       Net equipment                                                           456,688                652,757

   Cash and cash equivalents                                                   120,210                248,504
   Investment in unconsolidated special purpose entity                              --                133,363
   Accounts receivable, net of allowance for doubtful
     accounts of $7,973 in 1996 and $9,684 in 1995                              69,318                104,717
   Prepaid insurance and other assets                                              116                 22,438
                                                                         ---------------------------------------

   Total assets                                                          $     646,332          $   1,161,779
                                                                         =======================================

                    LIABILITIES AND PARTNERS' CAPITAL

   Liabilities:

   Due to affiliates                                                     $       3,523          $       3,523
   Prepaid deposits                                                             25,734                 12,939
                                                                         ---------------------------------------
         Total liabilities                                                      29,257                 16,462

   Partners' capital (deficit):

   Limited Partners (16,914 units)                                             685,366              1,208,326
   General Partner                                                             (68,291 )              (63,009 )
                                                                         --------------         --------------

         Total partners' capital                                               617,075              1,145,317
                                                                         ---------------------------------------

    Total liabilities and partners' capital                              $     646,332          $   1,161,779
                                                                         =======================================



                       See accompanying notes to financial
                                  statements.

           PLM TRANSPORTATION EQUIPMENT PARTNERS IXC 1986 INCOME FUND
                             (A Limited Partnership)

                            STATEMENTS OF OPERATIONS



                                                         Three Months Ended                Nine Months Ended
                                                           September 30,                     September 30,
                                                        1996            1995              1996            1995
                                                    -----------------------------     -----------------------------

   Revenues:
     Lease revenue                                  $   83,286      $  141,042        $  271,607      $  503,101
     Interest and other income                           2,979           4,070            10,652          18,046
     Gain on disposition of equipment                    3,692             424            21,893         234,869
                                                    -----------------------------     -----------------------------
   Total revenues                                       89,957         145,536           304,152         756,016

   Expenses:
     Depreciation                                       50,365          67,502           156,154         211,449
     Management fees to affiliate                       10,568          10,568            32,592          34,785
     Repairs and maintenance                            24,439          32,263            81,795         119,546
     General and administrative
       expenses to affiliates                           16,581          34,618            74,569         126,011
     Other general and administrative
       expenses                                          1,386          19,071            41,717          33,814
                                                    ---------------------------------------------------------------
   Total expenses                                      103,339         164,022           386,827         525,605

   Equity in net (loss) income of special
      unconsolidated purpose entity                       (296 )            --           111,247              --
                                                    -----------------------------     -----------------------------
   Net income (loss)                                $  (13,678 )    $  (18,486 )      $   28,572      $  230,411
                                                    =============================     =============================

   Partners' share of net income (loss):

     Limited Partners - 99%                         $  (13,541 )    $  (18,301 )      $   28,286      $  228,107
     General Partner - 1%                                 (137 )          (185 )             286           2,304
                                                    -----------------------------     -----------------------------

   Total                                            $  (13,678 )    $  (18,486 )      $   28,572      $  230,411
                                                    =============================     =============================

   Net income (loss) per Limited
     Partnership Unit (16,914 units)                $    (0.80 )    $    (1.08 )      $     1.67      $    13.49
                                                    =============================     =============================

   Cash distributions                               $   59,265      $   98,772        $  256,814      $  308,194
                                                    =============================     =============================

   Cash distributions per Limited
     Partnership Unit                               $     3.47      $     5.78        $    15.03      $    18.04
                                                    =============================     =============================

   Special distributions                            $  300,000      $       --        $  300,000      $  500,000
                                                    =============================     =============================

   Special distributions per Limited
     Partnership Unit                               $    17.56      $       --        $    17.56      $    29.27
                                                    =============================     =============================

   Total distributions per Limited
     Partnership Unit                               $    21.03      $     5.78        $    32.59      $    47.31
                                                    =============================     =============================



                       See accompanying notes to financial
                                  statements.

           PLM TRANSPORTATION EQUIPMENT PARTNERS IXC 1986 INCOME FUND
                             (A Limited Partnership)

                 STATEMENTS OF CHANGES IN PARTNERS' CAPITAL For
             the period from December 31, 1994 to September 30, 1996



                                                           Limited            General
                                                           Partners           Partners             Total
                                                        ------------------------------------------------------

   Partners' capital (deficit)
     at December 31, 1994                                $ 1,849,276        $ (56,534 )        $  1,792,742

   Net income                                                256,946            2,595               259,541

   Cash distributions                                       (897,896 )         (9,070 )            (906,966 )
                                                        ------------------------------------------------------

   Partners' capital (deficit)
     at December 31, 1995                                  1,208,326          (63,009 )           1,145,317

   Net income                                                 28,286              286                28,572

   Quarterly cash distributions                             (254,246 )         (2,568 )            (256,814 )

   Special cash distributions                               (297,000 )         (3,000 )            (300,000 )
                                                        ------------------------------------------------------

   Partners' capital (deficit)
     at September 30, 1996                               $   685,366        $ (68,291 )        $    617,075
                                                        ======================================================



                       See accompanying notes to financial
                                  statements.

           PLM TRANSPORTATION EQUIPMENT PARTNERS IXC 1986 INCOME FUND
                             (A Limited Partnership)

                            STATEMENTS OF CASH FLOWS



                                                                                For the nine months ended
                                                                                      September 30,
                                                                                1996               1995
                                                                             --------------------------------
  Operating activities:
   Net income                                                                 $  28,572        $   230,411
   Adjustments to reconcile net income to net cash
     provided by operating activities:
       Gain on disposition of equipment                                         (21,893 )         (234,869 )
       Depreciation                                                             156,154            211,449
       Income from unconsolidated special purpose
        entity in excess of cash distributions                                 (137,175 )               --
       Change in operating assets and liabilities
         Accounts receivable, net                                                35,399             49,154
         Due to affiliates                                                           --             15,308
         Prepaid deposits                                                        12,795            (30,008 )
         Prepaid insurance and other assets                                      22,322              3,439
         Accounts payable and other liabilities                                      --              2,098
                                                                             --------------------------------
   Cash provided by operating activities                                         96,174            246,982
                                                                             --------------------------------

   Investing activities:
     Proceeds from disposition of equipment                                      61,808            532,486
     Liquidation proceeds from unconsolidated special
      purpose entity                                                            270,538                 --
     Payments for purchase of capital improvements                                   --             (2,237 )
                                                                             --------------------------------
   Cash provided by investing activities                                        332,346            530,249
                                                                             --------------------------------

   Cash flows used in financing activities:
     Cash distributions paid to Limited Partners                               (551,246 )         (800,112 )
     Cash distributions paid to General Partner                                  (5,568 )           (8,082 )
                                                                             --------------------------------
    Cash used in financing activities                                          (556,814 )         (808,194 )
                                                                             --------------------------------

   Net decrease in cash and cash equivalents                                   (128,294 )          (30,963 )

   Cash and cash equivalents at beginning of period                             248,504            312,230
                                                                             --------------------------------

   Cash and cash equivalents at end of period                                 $ 120,210        $   281,267
                                                                             ================================



                       See accompanying notes to financial
                                  statements.

           PLM TRANSPORTATION EQUIPMENT PARTNERS IXC 1986 INCOME FUND
                             (A Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                               September 30, 1996



1.   Opinion of Management

In the opinion of the management of PLM Financial Services, Inc., the General Partner, the accompanying unaudited financial statements contain all adjustments necessary, consisting primarily of normal recurring accruals, to present fairly the Partnership's financial position as of September 30, 1996, the statements of operations for the three and nine months ended September 30, 1996 and 1995, the statements of changes in partners' capital for the period from December 31, 1994 to September 30, 1996, and the statements of cash flows for the nine months ended September 30, 1996 and 1995. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted from the accompanying financial statements. For further information, reference should be made to the financial statements and notes thereto included in the Partnership's Annual Report on Form 10-K for the year ended December 31, 1995, on file at the Securities and Exchange Commission.

2.   Equipment

Equipment held for operating leases is stated at cost. Equipment held for sale is stated at the lower of the equipment's depreciated cost or estimated net realizable value and is subject to a pending contract for sale.
The components of owned equipment are as follows:


                                                September 30,       December 31,
                                                    1996                1995
                                               ------------------------------------

   Rail equipment                              $      35,700       $     178,501
   Marine containers                                 114,623             137,548
   Trailers and tractors                           3,412,789           3,691,416
                                               ------------------------------------
                                                   3,563,112           4,007,465
   Less accumulated depreciation                  (3,139,998 )        (3,354,708 )
                                               ------------------------------------
                                                     423,114             652,757
   Equipment held for sale                            33,574                  --
                                               ------------------------------------
   Net equipment                               $     456,688       $     652,757
                                               ====================================


All of the equipment was either on lease or operating in PLM-affiliated short-term rental facilities as of September 30, 1996. Four railcars with a pending sale contract and an aggregate net book value of $33,574 were reclassified as assets held for sale in the third quarter of 1996. With the exception of two trailers with a carrying value of $16,119, all of the equipment was either on lease or operating in PLM affiliated short-term rental facilities as of December 31, 1995.

During the nine months ended September 30, 1996, the Partnership sold or disposed of eight trailers and one marine container with an aggregate net book value of $39,915 for proceeds of $61,808. During the nine months ended September 30, 1995, the Partnership sold or disposed of four trailers, one marine container, and five twin stack railcars with an aggregate net book value of $297,618 for proceeds of $532,487.

3.   Liquidation and special distributions

During the first quarter of 1996, the Partnership completed its 10th year of operations. As originally anticipated by the General Partner, the Partnership will be liquidated in an orderly manner in its 11th and 12th years of operation. The General Partner is actively marketing the remaining equipment portfolio with the intent of maximizing sale proceeds. As sale proceeds are received, the General Partner intends to periodically declare special distributions to distribute the sale proceeds to the partners. During the

           PLM TRANSPORTATION EQUIPMENT PARTNERS IXC 1986 INCOME FUND
                             (A Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                               September 30, 1996

3.   Liquidation and special distributions (continued)

liquidation phase of the Partnership the equipment will continue to be leased under operating leases until sold. Operating cash flows, to the extent they exceed Partnership expenses, will continue to be distributed on a quarterly basis to partners. The amounts reflected for assets and liabilities of the Partnership have not been adjusted to reflect liquidation values. The equipment portfolio continues to be carried at the lower of depreciated cost or fair value less cost to dispose. Although the General Partner estimates that there will be distributions after liquidation of assets and liabilities, the amounts cannot be accurately determined prior to actual liquidation of the equipment. Any excess proceeds over expected Partnership obligations will be distributed to the Partners throughout the liquidation period. Upon final liquidation, the Partnership will be dissolved.

During the nine months ended September 30, 1996 and 1995, the General Partner paid special distributions of $17.56 and $29.27, respectively, per Limited Partnership Unit which were the result of proceeds from equipment liquidations. The Partnership is not permitted to reinvest proceeds from sales or liquidations of equipment. These proceeds, in excess of operational cash requirements, are periodically paid out to limited partners in the form of special distributions. The sales and liquidations occur because of equipment destructions, the determination by the General Partner that it is the appropriate time to maximize the return on an asset through sale of that asset, and, in some leases, the ability of the lessee to exercise purchase options.

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

The principal differences between the previous accounting method and the equity method relate to the presentation of activities relating to these assets in the statement of operations. Whereas, under equity accounting the Partnership's proportionate share is presented as a single net amount, "equity in net income
(loss) of unconsolidated special purpose entities", under the previous method, the Partnership's statement of operations reflected its proportionate share of each individual item of revenue and expense. Accordingly, the effect of adopting the equity method of accounting has no cumulative effect on previously reported partner's capital or on the Partnership's net income (loss) for the period of adoption. Because the effects on previously issued financial statements of applying the equity method of accounting to investments in jointly-owned assets are not considered to be material to such financial statements taken as a whole, previously issued financial statements have not been restated. However, certain items have been reclassified in the previously issued balance sheet to conform to the current period presentation.

During the nine months ended September 30, 1996, the General Partner sold the Partnership's 30% interest in a commuter aircraft, included in "Investment in Unconsolidated Special Purpose Entities" for proceeds of $270,538. The Partnership received liquidating distributions from the Unconsolidated Special Purpose Entities during the second quarter of 1996.

5.   Subsequent Event

On October 24, 1996, the General Partner sold four railcars for proceeds of $98,000, which were classified as assets held for sale at September 30, 1996. The net book value of these railcars were $33,574.

           PLM TRANSPORTATION EQUIPMENT PARTNERS IXD 1986 INCOME FUND
                             (A Limited Partnership)

                                 BALANCE SHEETS


                                     ASSETS

                                                                          September 30,          December 31,
                                                                              1996                   1995
                                                                         ---------------------------------------

   Equipment held for operating leases, at cost                          $   1,624,406          $   1,716,659
   Less accumulated depreciation                                            (1,397,850 )           (1,405,716 )
                                                                         ---------------------------------------
     Net equipment                                                             226,556                310,943

   Cash and cash equivalents                                                    74,419                191,840
   Accounts receivable, net of allowance for doubtful
     accounts of $30,229 in 1996 and $33,793 in 1995                            40,733                 48,723
   Due from affiliates                                                              --                  7,639
   Prepaid insurance and other assets                                            1,185                 16,549
                                                                         ---------------------------------------

    Total assets                                                         $     342,893          $     575,694
                                                                         =======================================

                    LIABILITIES AND PARTNERS' CAPITAL

   Liabilities:

   Due to affiliates                                                     $       1,985          $          --
   Accounts payable and other liabilities                                        4,946                  8,338
                                                                         ---------------------------------------
                                                                                 6,931                  8,338
   Partners' capital (deficit):

   Limited Partners (9,529 units)                                              374,429                603,509
   General Partner                                                             (38,467 )              (36,153 )
                                                                         ---------------------------------------
         Total partners' capital                                               335,962                567,356
                                                                         ---------------------------------------

   Total liabilities and partners' capital                               $     342,893          $     575,694
                                                                         =======================================



                       See accompanying notes to financial
                                  statements.

           PLM TRANSPORTATION EQUIPMENT PARTNERS IXD 1986 INCOME FUND
                             (A Limited Partnership)

                            STATEMENTS OF OPERATIONS


                                                         Three Months Ended                Nine Months Ended
                                                           September 30,                     September 30,
                                                        1996            1995              1996            1995
                                                    -----------------------------     -----------------------------

   Revenues:
     Lease revenue                                  $   42,621      $   59,601        $  132,068      $   214,872
     Interest and other income                             595           4,946             4,737           20,387
     Gain on disposition of equipment                    8,491          26,015            18,580           78,354
                                                    -----------------------------     -----------------------------
   Total revenues                                       51,707          90,562           155,385          313,613

   Expenses:
     Depreciation                                       22,563          24,872            69,102           86,332
     Management fees to affiliate                        5,956           5,955            17,867           18,294
     Repairs and maintenance                             5,008           9,495            22,185           41,914
     Provision for (recovery of) bad debts              (2,673 )         4,770            (4,398 )         41,074
     General and administrative
       expenses to affiliates                            7,487          14,495            33,054           55,847
     Other general and administrative
       expenses                                          7,246          10,593            33,681           39,509
                                                    -----------------------------     -----------------------------
                                                    -----------------------------
   Total expenses                                       45,587          70,180           171,491          282,970
                                                    -----------------------------     -----------------------------

   Net income (loss)                                $    6,120      $   20,382        $  (16,106 )    $    30,643
                                                    =============================     =============================

   Partners' share of net income (loss):

     Limited Partners - 99%                         $    6,059      $   20,178        $  (15,945 )    $    30,337
     General Partner - 1%                                   61             204              (161 )            306
                                                    -----------------------------     -----------------------------

   Total                                            $    6,120      $   20,382        $  (16,106 )    $    30,643
                                                    =============================     =============================

   Net income (loss) per Limited
     Partnership Unit (9,529 units)                 $     0.64      $     2.12        $    (1.67 )    $      3.18
                                                    =============================     =============================

   Cash distributions                               $   18,798      $   50,745        $  115,288      $   214,232
                                                    =============================     =============================

   Cash distributions per Limited
     Partnership Unit                               $     1.95      $     5.27        $    11.98      $     22.26
                                                    =============================     =============================

   Special distributions                            $       --      $  100,000        $  100,000      $   500,000
                                                    =============================     =============================

   Special distributions per Limited
     Partnership Unit                               $       --      $    10.39        $    10.39      $     51.95
                                                    =============================     =============================

   Total distributions per Limited
     Partnership Unit                               $     1.95      $    15.66        $    22.37      $     74.21
                                                    =============================     =============================



                       See accompanying notes to financial
                                  statements.

           PLM TRANSPORTATION EQUIPMENT PARTNERS IXD 1986 INCOME FUND
                             (A Limited Partnership)

                   STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
          For the period from December 31, 1994 to September 30, 1996



                                                           Limited            General
                                                           Partners           Partners             Total
                                                        ------------------------------------------------------

   Partners' capital (deficit)
     at December 31, 1994                               $  1,413,009        $ (27,977 )        $  1,385,032

   Net income                                                 45,590              461                46,051

   Cash distributions                                       (855,090 )         (8,637 )            (863,727 )
                                                        ------------------------------------------------------

   Partners' capital (deficit)
     at December 31, 1995                                    603,509          (36,153 )             567,356

   Net loss                                                  (15,945 )           (161 )             (16,106 )

   Quarterly cash distributions                             (114,135 )         (1,153 )            (115,288 )

   Special cash distributions                                (99,000 )         (1,000 )            (100,000 )
                                                        ------------------------------------------------------

   Partners' capital (deficit)
     at September 30, 1996                              $    374,429        $ (38,467 )        $    335,962
                                                        ======================================================



                       See accompanying notes to financial
                                  statements.

           PLM TRANSPORTATION EQUIPMENT PARTNERS IXD 1986 INCOME FUND
                             (A Limited Partnership)

                            STATEMENTS OF CASH FLOWS



                                                                                For the nine months ended
                                                                                      September 30,
                                                                                1996               1995
                                                                             --------------------------------
   Operating activities:
   Net (loss) income                                                         $  (16,106 )      $    30,643
   Adjustments to reconcile net (loss) income to net
     cash provided by operating activities:
       Gain on disposition of equipment                                         (18,580 )          (78,354 )
       Depreciation                                                              69,102             86,332
       Changes in operating assets and liabilities
         Accounts receivable, net                                                 7,990             88,631
         Due to/from affiliate                                                    9,624             (5,895 )
         Prepaid insurance and other assets                                      15,364              2,002
         Accounts payable and other liabilities                                  (3,392 )              436
                                                                             --------------------------------
   Cash provided by operating activities                                         64,002            123,795
                                                                             --------------------------------

   Investing activities:
     Proceeds from disposition of equipment                                      33,865            364,401
                                                                             --------------------------------
   Cash provided by investing activities                                         33,865            364,401
                                                                             --------------------------------

   Cash flows used in financing activities:
     Cash distributions paid to Limited Partners                               (213,135 )         (707,090 )
     Cash distributions paid to General Partner                                  (2,153 )           (7,142 )
                                                                             --------------------------------
   Cash used in financing activities                                           (215,288 )         (714,232 )
                                                                             --------------------------------

   Net decrease in cash and cash equivalents                                   (117,421 )         (226,036 )

   Cash and cash equivalents at beginning of period                             191,840            524,782
                                                                             --------------------------------

   Cash and cash equivalents at end of period                                $   74,419        $   298,746
                                                                             ================================



                       See accompanying notes to financial
                                  statements.

           PLM TRANSPORTATION EQUIPMENT PARTNERS IXD 1986 INCOME FUND
                             (A Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                               September 30, 1996



1.   Opinion of Management

In the opinion of the management of PLM Financial Services, Inc., the General Partner, the accompanying unaudited financial statements contain all adjustments necessary, consisting primarily of normal recurring accruals, to present fairly the Partnership's financial position as of September 30, 1996, and the statements of operations for the three and nine months ended September 30, 1996 and 1995, the statements of changes in partners' capital for the period from December 31, 1994 to September 30, 1996, and the statements of cash flows for the nine months ended September 30, 1996 and 1995. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted from the accompanying financial statements. For further information, reference should be made to the financial statements and notes thereto included in the Partnership's Annual Report on Form 10-K for the year ended December 31, 1995, on file at the Securities and Exchange Commission.

2.   Equipment

Equipment held for operating leases is stated at cost. The components of equipment are as follows:


                                                September 30,       December 31,
                                                    1996                1995
                                               ------------------------------------

   Marine containers                           $     268,966       $     330,886
   Trailers                                        1,355,440           1,385,773
                                               ------------------------------------
                                                   1,624,406           1,716,659
   Less accumulated depreciation                  (1,397,850 )        (1,405,716 )
                                               ------------------------------------

   Net equipment                               $     226,556       $     310,943
                                               ====================================


All equipment owned by the Partnership was either on lease or operating in PLM-affiliated short-term rental facilities as of September 30, 1996 and December 31, 1995.

During the nine months ended September 30, 1996, the Partnership sold or disposed of 32 marine containers and one trailer with an aggregate net book value of $15,285 for proceeds of $33,865. During the nine months ended September 30, 1995, the Partnership sold or disposed of 30 trailers and 38 marine containers with an aggregate net book value of $286,047 for proceeds of $364,401.

3.   Liquidation and special distributions

During the first quarter of 1996, the Partnership completed its 10th year of operations. As originally anticipated by the General Partner, the Partnership will be liquidated in an orderly manner in its 11th and 12th years of operation. The General Partner is actively marketing the remaining equipment portfolio with the intent of maximizing sale proceeds. As sale proceeds are received, the General Partner intends to periodically declare special distributions to distribute the sale proceeds to the partners. During the liquidation phase of the Partnership the equipment will continue to be leased under operating leases until sold. Operating cash flows, to the extent they exceed Partnership expenses, will continue to be distributed on a quarterly basis to partners. The amounts reflected for assets and liabilities of the Partnership have not been adjusted to reflect liquidation values. The equipment portfolio continues to be carried at the lower of depreciated cost or fair value less cost to dispose. Although the General Partner

           PLM TRANSPORTATION EQUIPMENT PARTNERS IXD 1986 INCOME FUND
                             (A Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                               September 30, 1996

3.   Liquidation and special distributions (continued)

estimates that there will be distributions after liquidation of assets and liabilities, the amounts cannot be accurately determined prior to actual liquidation of the equipment. Any excess proceeds over expected Partnership obligations will be distributed to the Partners throughout the liquidation period. Upon final liquidation, the Partnership will be dissolved.

During the nine months ended September 30, 1996 and September 30, 1995, the General Partner paid special distributions of $10.39 and $51.95, respectively, per Limited Partnership Unit which were the result of proceeds from equipment liquidations. The Partnership is not permitted to reinvest proceeds from sales or liquidations of equipment. These proceeds, in excess of operational cash requirements, are periodically paid out to limited partners in the form of special distributions. The sales and liquidations occur because of equipment destructions, the determination by the General Partner that it is the appropriate time to maximize the return on an asset through sale of that asset, and, in some leases, the ability of the lessee to exercise purchase options.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(I)  Results of operations

Comparison of the Partnership's Operating Results for the Three Months Ended September 30, 1996 and 1995

TEP IXA

(A)  Revenues

Total revenues of $392,472 for the quarter ended September 30, 1996, increased from $177,949 for the same period in 1995, due primarily to higher gain on disposition of equipment, offset by lower lease revenues, and lower interest and other income in the third quarter of 1996, compared to the same period in 1995.

(1) Lease revenue decreased to $97,143 in the third quarter 1996, from $151,828 in the same period of 1995. The following table lists lease revenues earned by equipment type:

                                                For the three months ended
                                                      September 30,
                                                  1996             1995
                                              -------------------------------

   Trailers                                    $   73,480       $   96,630
   Rail equipment                                   7,591           15,450
   Marine containers                               16,072           39,748
                                               ------------------------------

                                               $   97,143       $  151,828
                                               ==============================

The decline was due primarily to the following:

     (a) Trailer revenue decreased $23,150 due primarily to a decline in utilization in the short-term rental facilities in 1996, compared to 1995 levels;

     (b) Railcar revenue decreased $7,859 in the third quarter of 1996 due to the sale of all railcars owned by the Partnership for $365,000 in proceeds;

     (c) Marine container revenue decreased $23,676 due to a decline in utilization in the third quarter of 1996, compared to 1995 levels.

(2) For the quarter ended September 30, 1996, the Partnership realized a total gain of $292,451 on the disposition of 10 railcars, six marine containers and one trailer, compared to the same period in 1995, where the Partnership realized a gain of $9,857 on the sale or disposition of two marine containers.

(B)  Expenses

Total expenses of $105,426 for the quarter ended September 30, 1996, decreased from $145,200 for the same period in 1995. The decrease in 1996 expenses was attributable to decreases in depreciation expense, general and administrative expenses, and repairs and maintenance.

(1) Direct operating expenses (defined as repairs and maintenance) decreased to $19,772 in the third quarter of 1996, from $22,951 in the same quarter of 1995, due primarily to a decrease of trailer and railcar repairs and maintenance due to sales of the Partnership's equipment.

(2) Indirect operating expenses (defined as depreciation expense, management fees, and general and administrative expenses) decreased to $85,654 in the third quarter of 1996, from $122,249 in the same period in 1995. This change resulted primarily from:

     (a) a $27,941 decrease in general and administrative expenses from 1995 levels due to lower bad debt expense and lower administrative costs associated with the short-term rental facilities due to the decreased volume of trailers operating in these facilities;

     (b) a $8,654 decrease in depreciation expense from 1995 levels reflecting asset sales or dispositions during 1996 and 1995.

(C)  Net Income

The Partnership's net income of $287,046 in the third quarter 1996, increased from $32,749 in the same period in 1995. The Partnership's ability to operate or liquidate assets, secure leases, and re-lease those assets whose leases expire during the duration of the Partnership is subject to many factors, and the Partnership's performance in the third quarter 1996, is not necessarily indicative of future periods. In the third quarter 1996, the Partnership distributed $66,914 to the Limited Partners, or approximately $2.76 per unit.

TEP IXB

(A)  Owned equipment operations

Lease revenues less direct expenses (defined as repairs and maintenance and asset specific insurance expenses) on owned equipment decreased during the third quarter of 1996 when compared to the same quarter of 1995. The following table presents lease revenues less direct expenses by owned equipment type:


                                                                             For the three months
                                                                              ended September 30,
                                                                            1996               1995
                                                                         ------------------------------
   Trailers                                                              $  22,733          $ 29,675
   Railcar equipment                                                        18,423            17,724
   Marine containers                                                         3,781            11,163


Trailers: Trailer lease revenues and direct expenses were $32,739 and $10,006, respectively, for the three months ended September 30, 1996, compared to $50,853 and $21,178, respectively, during the same quarter of 1995. The decrease in net contribution was due to lower utilization of trailers in the short-term rental facilities and the disposition of trailers;

Railcar equipment: Railcar lease revenues and direct expenses were $21,870 and $3,447, respectively, for the three months ended September 30, 1996, compared to $21,870 and $4,146, respectively, during the same quarter of 1995. The increase of net contribution was due to running repairs needed in the third quarter of 1995 which were not required in the third quarter in 1996;

Marine containers: Marine container lease revenues and direct expenses were $3,820 and $39, respectively, for the three months ended September 30, 1996, compared to $11,343 and $180, respectively, during the same quarter of 1995. The number of marine containers owned by the Partnership has been declining due to sales and dispositions. The result of this declining fleet has been a decrease in marine container net contribution.

(B)  Indirect expenses related to owned equipment

Total indirect expenses of $59,644 for the three months ended September 30, 1996, decreased from $85,663 for the same period of 1995. The variance is explained as follows:

     (a) a $12,093 decrease in general and administrative expenses from 1995 levels due to decreased administrative costs associated with the short-term rental facilities due to decreased volume of trailers operating in these facilities;

     (b) a $7,815 decrease in bad debt expense due to the General Partner's evaluation of the collectibility of trade receivables from trailer rental yard lessees;

     (c) a $6,111 decrease in depreciation expense from 1995 levels reflecting assets sales or dispositions during 1996 and 1995.

(C) For the quarter ended September 30, 1996, the Partnership realized a gain of $8,473 on the sale or disposition of one trailer and two marine containers, compared to the same period in 1995, when the Partnership realized a gain of $27,862 on the sale or disposal of six trailers and one marine container.

(D)  Interest and other income

Interest and other income decreased $1,980 during the third quarter of 1996 due primarily to lower cash balances available for investments when compared to the same period of 1995.

(E)  Equity in net income of the unconsolidated special purpose entity

Equity in net income of unconsolidated special purpose entity was $231,147 and $27,355 for the three months ended September 30, 1996 and 1995, respectively, and represents the operating income generated from a jointly-owned aircraft accounted for under the equity method and the gain ($258,708) resulting from the sale of this investment for proceeds of $442,500. (see Note 4 to the financial statements).

(F)  Net Income

The Partnership's net income of $228,449 in the third quarter of 1996, compared to $33,632 in the same period in 1995. The Partnership's ability to operate or liquidate assets, secure leases, and re-lease those assets whose leases expire during the duration of the Partnership is subject to many factors, and the Partnership's performance in the third quarter 1996, is not necessarily indicative of future periods. In the third quarter 1996, the Partnership distributed $546,233 to the Limited Partners, or approximately $31.29 per unit which included a special distribution of $25.52 per unit.

TEP IXC

(A)  Owned equipment operations

Lease revenues less direct expenses (defined as repairs and maintenance and asset specific insurance expenses) on owned equipment decreased during the third quarter of 1996 when compared to the same quarter of 1995. The following table presents lease revenues less direct expenses by owned equipment type:


                                                                              For the three months
                                                                               ended September 30,
                                                                            1996                1995
                                                                         --------------------------------
   Trailers                                                              $  52,629          $   79,735
   Railcar equipment                                                         5,419               6,722
   Marine containers                                                           445               3,622


Trailers: Trailer lease revenues and direct expenses were $75,026 and $22,397, respectively, for the three months ended September 30, 1996, compared to $112,465 and $32,730, respectively, during the same quarter of 1995. The decrease in net contribution was due to lower utilization of trailers in the short-term rental facilities and the disposition of trailers;

Railcar equipment: Railcar lease revenues and direct expenses were $7,800 and $2,381, respectively, for the three months ended September 30, 1996, compared to $7,800 and $1,078, respectively, during the same quarter of 1995. The decrease in net contribution was due to lower repairs and maintance expenses in the third quarter of 1996 as compared to the third quarter of 1995;

Marine containers: Marine container lease revenues and direct expenses were $460 and $15 respectively, for the three months ended September 30, 1996, compared to $3,677 and $55, respectively, during the same quarter of 1995. The number of marine containers owned by the Partnership has been declining due to sales and dispositions. The result of this declining fleet has resulted in a decrease in marine container net contribution.

 (B) Indirect expenses related to owned equipment

Total indirect expenses of $78,546 for the three months ended September 30, 1996, decreased from $117,229 for the same period of 1995. The variance is explained as follows:

     (a) a $20,975 decrease in general and administrative expenses due to lower indirect costs associated with the short-term rental facilities in the third quarter of 1996 as compared to the third quarter of 1995;

     (b) a $13,314 decrease in bad debt expense due to the General Partner's evaluation of the collectibility of trade receivables from trailer rental yard lessees;

     (c) a $4,394 decrease in depreciation expense from 1995 levels reflecting asset sales during 1995 and 1996.

(C) For the quarter ended September 30, 1996, the Partnership realized a gain of $3,692 on the disposal of one trailer compared to the same period in 1995, when the Partnership realized a gain of $424 on the sale or disposal of one trailer and one marine container.

(D)  Interest and other income

Interest and other income decreased $1,091 during the third quarter of 1996 due primarily to lower cash balances available for investments when compared to the same period of 1995.

(E)  Equity in net income (loss) of the unconsolidated special purpose entity

Equity in net loss of unconsolidated special purpose entity of $296 for the third quarter of 1996, decreased from net income of $4,170 for the third quarter of 1995, and represents the operating income (loss) generated from a jointly-owned aircraft accounted for under the equity method (see Note 4 to the financial statements).

      The aircraft incurred a loss in the third quarter of 1996 compared to net income for the same quarter of 1995, due to the sale of the aircraft in April of 1996. Some expenses were paid in the third quarter of 1996 for the sold aircraft.

(F)  Net Income

The Partnership incurred a net loss of $13,678 in the third quarter 1996, compared to a net loss of $18,486 in the same period in 1995. The Partnership's ability to operate or liquidate assets, secure leases, and re-lease those assets whose leases expire during the duration of the Partnership is subject to many factors, and the Partnership's performance in the third quarter 1996, is not necessarily indicative of future periods. In the third quarter 1996, the Partnership distributed $355,672 to the Limited Partners, or approximately $21.03 per unit which included a special distribution of $17.56 per unit.

TEP IXD

(A) Revenues

Total revenues of $51,707 for the quarter ended September 30, 1996, decreased from $90,562 for the same period in 1995, due primarily to a lower gain on sale of equipment, lower lease revenues, and lower interest and other income in the third quarter of 1996 as compared to the same period in 1995.

(1) Lease revenues decreased to $42,621 in the third quarter 1996, from $59,601 in the same period in 1995. The following table lists lease revenue earned by equipment type:

                                                 For the nine months ended
                                                       September 30,
                                                   1996             1995
                                               ------------------------------

   Trailers                                    $   32,456       $   34,871
   Marine containers                               10,165           24,730
                                               ------------------------------

                                               $   42,621       $   59,601
                                               ==============================

The decline was due primarily to the following:

     (a) Trailer revenue decreased $2,415 due primarily to lower utilization in short-term rental facilities operated by an affiliate of the General Partner;

     (b) Marine container revenue decreased $14,565 primarily due to the disposal of equipment.

(2) For the quarter ended September 30, 1996, the Partnership realized a gain of $8,491 on the disposal of 10 marine containers, when the Partnership realized a gain of $26,015 on the disposal of 11 marine containers in the quarter ended September 30, 1995.

(B)  Expenses

Total expenses of $45,587 for the quarter ended September 30, 1996, decreased from $70,180 for the same period in 1995. The decrease in the third quarter of 1996 expenses was attributable primarily to decreases in general and administrative expense, bad debt expense, repair and maintenance, and depreciation expense.

(1) Direct operating expenses (defined as repairs and maintenance) decreased to $5,008 in the third quarter of 1996, from $9,495 in the same period in 1995. This change resulted primarily from decreased trailer repairs and maintenance expense.

(2) Indirect operating expenses (defined as depreciation expense, management fees, bad debt expense, and general and administrative expenses) decreased to $40,579, in the third quarter 1996, from $60,685 in the same period in 1995. This change resulted primarily from:

     (a) a $10,355 decrease in general and administrative expense due to a decrease in indirect costs associated with the short-term rental facilities as compared to the third quarter of 1996;

     (b) a $7,443 decrease in bad debt expense due to the General Partner's evaluation of the collectibility of trade receivables from trailer rental yard lessees;

     (c) a $2,309 decrease in depreciation expense from 1995 levels, reflecting asset sales or dispositions during 1995 and 1996.

(C)  Net Income

The Partnership's had a net income of $6,120 in the third quarter 1996, compared to $20,382 in the same period in 1995. The Partnership's ability to operate or liquidate assets, secure leases, and re-lease those assets whose leases expire during the duration of the Partnership is subject to many factors, and the Partnership's performance in the third quarter 1996, is not necessarily indicative of future periods. In the third quarter 1996, the Partnership distributed $18,610 to the Limited Partners, or approximately $1.95 per unit.

Comparison of the Partnership's Operating Results for the Nine Months Ended September 30, 1996 and 1995

TEP IXA

(A)  Revenues

Total revenues of $670,507 for the nine months ended September 30, 1996, decreased from $970,608 for the same period in 1995, due primarily to lower gain on the sale of assets, lower lease revenue, and a decrease in interest and other income.

(1) Lease revenue decreased to $317,352, in the nine months ended September 30, 1996, from $392,052 in the same period of 1995. The following table lists lease revenues earned by equipment type:

                                                 For the nine months ended
                                                       September 30,
                                                   1996             1995
                                               ------------------------------

   Trailers                                    $  209,576       $  260,239
   Rail equipment                                  38,491           46,350
   Marine containers                               69,285           85,463
                                               ------------------------------

                                               $  317,352       $  392,052
                                               ==============================

The decline was due primarily to the following:

     (a) Trailer revenue decreased $50,663 due to lower utilization of trailers in the short-term rental facilities in 1996, compared to 1995 levels;

     (b) Rail equipment revenue decreased $7,859 due to the sale of all railcars in the third quarter of 1996 for $365,000;

     (c) Marine container revenue decreased $16,178 due to lower utilization rates on certain containers in the first nine months of 1996, when compared to the same period of 1995, and by the disposal of equipment.

(2) For the nine months ended September 30, 1996, the Partnership realized a gain of $337,432 on the sale or disposition of 10 railcars, two trailers, and 16 marine containers, compared to the same period in 1995, where the Partnership realized a gain of $555,197 on the sale or disposition of one trailer, seven marine containers, and one commuter aircraft which was under the sales-type lease.

(B)  Expenses

Total expenses of $356,369 for the nine months ended September 30, 1996, decreased from $582,411 for the same period in 1995. The decrease in 1996 expenses was attributable to decreases in repairs and maintenance, depreciation expense, and general and administrative expenses.

(1) Direct operating expenses (defined as repairs and maintenance) decreased to $45,671 in 1996, from $128,770 in 1995. This decrease was due primarily to decrease in repairs and maintenance for trailers in the short-term rental facilities. In the first nine months of 1995, repairs were made on former term lease trailers prior to transitioning into the short-term rental facilities. Additionally, the Partnership had a decrease in aircraft repairs and maintenance in 1996 due to the sale of the Partnership's commuter aircraft during the first quarter of 1996.

(2) Indirect operating expenses (defined as depreciation expense, management fees, and all general and administrative expenses) decreased to $310,698 in the nine months ended September 30, 1996, from $453,641 in the same period in 1995.

This change resulted primarily from:

     (a) a $104,772 decrease in depreciation expense from 1995 levels reflecting assets sales or dispositions during 1996 and 1995;

     (b) a $39,019 decrease in general and administrative expenses from 1995 levels due to lower administrative costs associated with the Partnership.

(C)  Net Income

The Partnership's net income decreased to $314,138 in the nine months ended September 30, 1996, from $388,197 in the same period in 1995. The Partnership's ability to operate or liquidate assets, secure leases, and re-lease those assets whose leases expire during the duration of the Partnership is subject to many factors, and the Partnership's performance in the nine months ended September 30, 1996, is not necessarily indicative of future periods. In the nine months ended September 30, 1996, the Partnership distributed $1,297,167 to the Limited Partners, or approximately $53.41 per unit which included a special distribution of $44.84 per unit.

TEP IXB

(A)  Owned equipment operations

Revenues less direct expenses (defined as repairs and maintenance and asset specific insurance expense) on owned equipment decreased in the nine months ended September 30, 1996, when compared to the same period of 1995. The following table presents revenues less direct expenses by owned equipment type:


                                                                              For the nine months
                                                                              ended September 30,
                                                                            1996               1995
                                                                         ------------------------------
   Trailers                                                              $  91,239          $  111,059
   Railcar equipment                                                        60,580              56,567
   Marine containers                                                        16,474              25,493


Trailers: Trailer revenues and direct expenses were $123,793 and $32,554, respectively, for the nine months ended September 30, 1996, compared to $156,780 and $45,721, respectively, during the same period of 1995. The decrease in net contribution was due to lower utilization of trailers in the short-term rental facilities and the disposition of trailers;

Railcar equipment: Railcar revenues and direct expenses were $65,610 and $5,030, respectively, for the nine months ended September 30, 1996, compared to $64,667 and $8,100, respectively, during the same period of 1995. The increase in net contribution was due to running repairs required on certain railcars in the fleet in the first nine months of 1995, which did not occur in 1996;

Marine containers: Marine container revenues and direct expenses were $16,627 and $153, respectively, for the nine months ended September 30, 1996, compared to $26,078 and $585, respectively, during the same period of 1995. The number of marine containers owned by the Partnership has been declining due to sales and dispositions. The result of this declining fleet is a decrease in marine container net contribution.

(B)  Indirect expenses related to owned equipment

Total indirect expenses of $212,485 for the nine months ended September 30, 1996, decreased from $296,836 for the same period of 1995. The variance is explained as follows:

     (a) a $35,369 decrease in general and administrative expenses from 1995 levels. This reflects the decreased administrative costs associated with the short-term rental facilities, and lower data processing expense;

     (b) a $27,867 decrease in depreciation expense from 1995 levels reflecting assets sales or dispositions during 1996 and 1995;

     (c) a $21,115 decrease in bad debt expense due to the General Partner's evaluation of the collectibility of trade receivables from trailer rental yard lessees.

(C) For the nine months ended September 30, 1996, the Partnership realized a gain of $38,239 on the disposal of four marine containers and eight trailers compared to the same period in 1995, where the Partnership realized a gain of $100,416 on the sale or disposition of 20 trailers and four marine containers.

 (D) Interest and other income

Interest and other income decreased $5,613 during the first nine months of 1996 due primarily to lower cash balances available for investments when compared to the same period of 1995.

(E)  Equity in net income of unconsolidated special purpose entity

Equity in net income of unconsolidated special purpose entity was $192,041 and $81,148 for the nine months ended September 30, 1996 and 1995, respectively, and represents the operating income generated from a jointly-owned aircraft accounted for under the equity method (see Note 4 to the financial statements).

      The increase in aircraft net contribution was due to the sale of the aircraft during the third quarter of 1996 for a gain of $258,708, partially offset by the off-lease status of the aircraft during the first nine months of 1996.

(C)  Net Income

The Partnership's net income of $197,363 in the nine months ended September 30, 1996, compared to $94,735 in the same period in 1995. The Partnership's ability to operate or liquidate assets, secure leases, and re-lease those assets whose leases expire during the duration of the Partnership is subject to many factors, and the Partnership's performance in the nine months ended September 30, 1996, is not necessarily indicative of future periods. In the nine months ended September 30, 1996, the Partnership distributed $747,701 to the Limited Partners, or approximately $42.83 per unit which included a special distribution of $25.52 per unit.

TEP IXC

(A)  Owned equipment operations

Revenues less direct expenses (defined as repairs and maintenance and asset specific insurance expenses) on owned equipment decreased during the first nine months of 1996 when compared to the same period of 1995. The following table presents revenues less direct expenses by owned equipment type:


                                                                               For the nine months
                                                                               ended September 30,
                                                                             1996                1995
                                                                         ---------------------------------
   Trailers                                                              $  166,114          $  291,187
   Railcar equipment                                                         18,724              27,221
   Marine containers                                                          3,661               8,421


Trailers: Trailer revenues and direct expenses were $244,489 and $78,375, respectively, for the nine months ended September 30, 1996, compared to $409,294 and $118,107, respectively, during the same quarter of 1995. The decrease of net contribution was due to lower utilization of trailers in the short-term rental facilities and the disposition of trailers;

Railcar equipment: Railcar revenues and direct expenses were $23,400 and $4,676, respectively, for the nine months ended September 30, 1996, compared to $33,909 and $6,688, respectively during the same quarter of 1995.
The decrease in net contribution was due to the sale of railcar equipment;

Marine containers: Marine container revenues and direct expenses were $3,718 and $57, respectively, for the three months ended September 30, 1996, compared to $8,598 and $177, respectively, during the same quarter of 1995. The number of marine containers owned by the Partnership has been declining due to sales and dispositions. The result of this declining fleet is a decrease in marine container net contribution.

(B) Indirect expenses related to owned equipment

Total indirect expenses of $303,719 for the nine months ended September 30, 1996, decreased from $361,598 for the same period of 1995. The variance is explained as follows:

     (a) a $28,433 decrease in general and administrative expenses due to lower administrative costs associated with the short-term rental facilities due to a decreased volume of trailers operating in these facilities;

     (b) a $17,067 decrease in depreciation expense from 1995 levels reflecting asset sales during 1996;

     (c) an $10,186 increase in bad debt expense due to the General Partner's evaluation of the collectibility of trade receivables from trailer rental yard lessees;

     (d) a $2,193 decrease in management fees due to lower levels of operating cash flow during the comparable periods. Monthly management fees are calculated as the greater of 10% of the Partnership's Operating Cash Flow, or 1/12 of 1/2% of the Partnership's Capital Contributions as defined in the Limited Partnership Agreement.

 (C) For the nine months ended September 30, 1996, the Partnership realized a gain of $21,893 on the sale of eight trailers and one marine container, compared to the same period in 1995, when the Partnership realized a gain of $234,869 on the sale or disposal of four trailers, five twin stack railcars, and one marine container.

(D) Interest and other income decreased $7,394 due to a decrease in cash available for short-term investment.

(E)  Equity in net income of unconsolidated special purpose entity

Equity in net income of unconsolidated special purpose entity was $111,247 and $12,265 for the nine months ended September 30, 1996 and 1995, respectively, and represents the net income generated from jointly-owned aircraft accounted for under the equity method (see Note 4 to the financial statements).

     The increase in aircraft net contribution was primarily due to the gain of $134,192 realized on the sale of the aircraft in April of 1996.

(F)  Net Income

The Partnership's net income decreased to $28,572 in the nine months ended September 30, 1996, from $230,411 in the same period in 1995. The Partnership's ability to operate or liquidate assets, secure leases, and re-lease those assets whose leases expire during the duration of the Partnership is subject to many factors, and the Partnership's performance in the nine months ended September 30, 1996, is not necessarily indicative of future periods. In the nine months ended September 30, 1996, the Partnership distributed $551,246 to the Limited Partners, or approximately $32.59 per unit which included a special distribution of $17.56 per unit.

TEP IXD

(A)  Revenues

Total revenues of $155,385 for the nine months ended September 30, 1996 decreased from $313,613 for the same period in 1995 due primarily to lower lease revenues, a lower gain on sale of equipment, and lower interest and other income in 1996 compared to 1995.

(1) Lease revenues decreased to $132,068 in the nine months ended September 30, 1996, from $214,872 in the same period in 1995. The following table lists lease revenue earned by equipment type:



                                                 For the nine months ended
                                                       September 30,
                                                   1996             1995
                                               ------------------------------

   Trailers                                    $   93,000       $  149,322
   Marine containers                               39,068           65,550
                                               ------------------------------

                                               $  132,068       $  214,872
                                               ==============================

The decrease was due to the following:

     (a) Trailer revenue decreased $56,322 due primarily to lower utilization in short-term rental facilities operated by an affiliate of the General Partner and a reduction in the size of the trailer fleet;

     (b) Marine container revenue decreased $26,482 primarily due to the disposal of equipment.

(2) For the nine months ended September 30, 1996, the Partnership realized a gain of $18,580 on the sale or disposal of one trailer and 32 marine containers, compared to the same period in 1995, where the Partnership realized a gain $78,354 on the sale or disposal of 30 trailers and 38 marine containers.

(3) Interest and other income decreased $15,650 due to a decrease in cash available for short-term investment.

(B)  Expenses

Total expenses of $171,491 for the nine months ended September 30, 1996, decreased from $282,970 for the same period in 1995. The decrease in 1996 expenses was attributable primarily to decreases in bad debt expense, general and administrative expenses, repair and maintenance, and depreciation.

(1) Direct operating expenses (defined as repairs and maintenance) decreased to $22,185 in the nine months ended September 30, 1996, from $41,914 in the same period in 1995. This change resulted primarily from the disposal of trailers and containers.

(2) Indirect operating expenses (defined as depreciation expense, management fees, bad debt expense, and general and administrative expenses) decreased to $149,306 in the nine months ended September 30, 1996, from $241,056 in the same period in 1995. This change resulted primarily from:

     (a) a $45,472 decrease in bad debt expense due to the General Partner's evaluation of the collectibility of trade receivables from trailer rental yard lessees;

     (b) a $28,621 decrease in general and administrative expenses from 1995 levels due to lower administrative costs associated with the Partnership;

     (c) a $17,230 decrease in depreciation expense from 1995 levels, reflecting asset sales or dispositions during 1996.

 (C) Net Income (loss)

The Partnership incurred a loss of $16,106 in the nine months ended September 30, 1996, compared to a net income of $30,643 in the same period in 1995. The Partnership's ability to operate or liquidate assets, secure leases, and re-lease those assets whose leases expire during the duration of the Partnership is subject to many factors, and the Partnership's performance in the nine months ended September 30, 1996, is not necessarily indicative of future periods. In the nine months ended September 30, 1996, the Partnership distributed $213,135 to the Limited Partners, or approximately $22.37 per unit which included a special distribution of $10.39 per unit.

(II) Asset Sales

Equipment sales and dispositions result from General Partner decisions on liquidations, the exercise by lessees of fair market value purchase options provided for in certain leases, or the payment of stipulated loss values on equipment lost or disposed of during the time it is subject to lease agreements. During the nine months ended September 30, 1996, 10 railcars, 16 marine containers and two trailers owned by TEP IXA were sold for a total of $464,899. In addition, the Partnership received additional proceeds of $2,629 for the commuter aircraft which was under a sales-type lease. Eight trailers and four marine containers owned by TEP IXB were sold for a total of $91,509; eight trailers and one marine container owned by TEP IXC were sold for $61,808; and 32 marine containers and one trailer owned by TEP IXD were sold or disposed of for $33,865. In addition, during the nine months ended September 30, 1996, TEP IXB sold its 50% investment in a commuter aircraft for $442,500 and TEP IXC sold its 30% investment in a commuter aircraft for $270,538.

As discussed in Note 3, the General Partner is actively marketing the remaining equipment portfolio with the intent of maximizing sale proceeds.

(III)    Market Values

In accordance with SFAS 121, the General Partner reviews the carrying value of its equipment portfolio at least annually in relation to expected future market conditions for the purpose of assessing recoverability of the recorded amounts. If projected future lease revenue plus residual values are less than the carrying value of the equipment, a loss on revaluation is recorded. No adjustments to reflect impairment of individual equipment carrying values were required for the nine months ended September 30, 1996.

     As of September 30, 1996, the General Partner estimated the current fair market value of each Partnerships' equipment portfolio to be approximately :
$1.2 million, $0.9 million, $1.5 million and $0.9 million for TEP IXA, TEP IXB, TEP IXC and TEP IXD, respectively.

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


                                         PLM TRANSPORTATION EQUIPMENT
                                         PARTNERS IXC 1986 INCOME FUND

                                         By:  PLM Financial Services, Inc.
                                              General Partner





Date: November 12, 1996                  By:  /s/ David J. Davis
                                              -------------------
                                              David J. Davis
                                              Vice President and
                                              Corporate Controller